Form 10-Q
period 2009-11-30
ASSURED EQUITIES V CORP
filed 2010-01-15
CIK 1472374

FORM 10-Q QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

[       ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 000-53787

Assured Equities V Corporation
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or formation)	27-0611384 (I.R.S. Employer Identification No.)
2211 12th Avenue East, Seattle, WA (Address of principal executive offices)	98102 (Zip Code)

(206) 422-6677
(Registrant's telephone number, including area code)
(866-711-9672)
(Registrant's facsimile number, including area coed)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	x	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No	x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	x	No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Number of Shares Outstanding - 100,000 shares
Class of Common Equity - Common Stock, Par Value $0.001
As of - January 13, 2010

EXPLANATORY NOTE

            Unless otherwise noted, references in this registration statement to "Assured Equities V Corporation,"the "Company," "we," "our" or "us" means Assured Equities V Corporation.

FORWARD LOOKING STATEMENTS

            There are statements in this quarterly report that are "forward-looking statements" and they can be identified by use of terminology such as "believe," "hope," "may," "might," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire quarterly report carefully, especially the risks discussed under "Risk Factors." Although management believes that the assumptions underlying the forward looking statements included in this quarterly report are reasonable, they do not guarantee our future performance and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this quarterly report will in fact transpire.You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

ASSURED EQUITIES V CORPORATION
(A Development Stage Company)
BALANCE SHEETS (Unaudited)
AS OF NOVEMBER 30, 2009 AND AUGUST 31, 2009

ASSETS	November 30, 2009 (Unaudited)	August 31, 2009
ASSETS
Current Assets
Cash	$100	$100
Total Current Assets	$100	$100
TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities	0	0
Long Term Liabilities	0	0
TOTAL LIABILITIES	$0	$0

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding.	0	0
Common Stock, $0.001 par value; 100,000,000 shares authorized, 100,000 shares issued and outstanding as of November 30 and August 31,2009 respectively.	$100	$100
Additional Paid-in Capital	$2,000	0
Accumulated deficit	($2,000)	0
TOTAL STOCKHOLDERS' EQUITY	$100	$100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100	$100

See the accompanying summary of accounting policies and notes to the financial statements.

 ASSURED EQUITIES V CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND FOR THE PERIOD
AUGUST 10, 2009 (Inception) THROUGH NOVEMBER 30, 2009

	Three Months Ended November 30, 2009 (Unaudited)	For The Period From August 10, 2009 (Inception) To November 30, 2009 (Unaudited)

TOTAL REVENUE	$0	$0

EXPENSS
Professional Fees	$2,000	$2,000
TOTAL EXPENSES	$2,000	$2,000

NET PROFIT OR (LOSS)	($2,000)	($2,000)

NET PROFIT OR (LOSS) PER COMMON SHARE - BASIC AND DLUTED	($0.02)	($0.02)

PER SHARE INFORMATION
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted
Basic	100,000 shares
Diluted	100,000 shares

See the accompanying summary of accounting policies and notes to the financial statements.

ASSURED EQUITIES V CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND
AUGUST 10, 2009 (Inception) THROUGH NOVEMBER 30, 2009

	Three Months Ended November 30, 2009 (Unaudited)	For The Period From August 10, 2009 (Inception To November 30, 2009 (Unaudited)
Cash flows from Operating Activities
Profit or (Loss)	($2,000)	($2,000)
Net Cash Flow used in Operating Activities	($2,000)	($2,000)

Cash flow from Financing Activities
Cash proceeds from issuance of Common Stock to Incorporator	$0	$100
Expenses paid by related party	$2,000	$2,000
Net Cash Provided by Financing Activities	$2,000	$2,100

Net Increase (Decrease) in Cash	$0	$100

Cash and cash equivalents - Beginning of Period	$100	$0
Cash and cash equivalents - End of Period	$100	$100

Supplemental Information
Interest Paid	$0	$0
Taxes Paid	$0	$0

See the accompanying summary of accounting policies and notes to the financial statements.

Assured Equities V Corporation
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009

Note 1- Basis of Presentation

The accompanying financial statements of Assured Equities V Corporation (the "Company") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Assured Equities V Corporation for the periods ended November 30, 3009. The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended August 31, 2009. We believe that these financial statements contain all adjustments necessary to present fairly the position and results of operations of the Company for the respective periods.

In preparing financial statements, the Company's management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. We review our estimates on an on-going basis, including those related to contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Note 2 - Description of Business

Assured Equities V Corporation, incorporated in the State of Florida on August 10, 2009, was formed to pursue a business combination with a target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities would be qualified for trading in the United States secondary market. As of this date the company has not reached terms with a possible business combination and has not issued nor entered into a letter of intent with or concerning any target business opportunity. We have been in the developmental stage since inception and have no other operations to date other than issuing shares to our original shareholder. The Company has generated no revenue, income or cash flow and lacks committed funding: these factors raise substantial doubt about our ability to continue as a going concern.

We are a "blank check" company within the meaning of Section 3(a)(51) of the Exchange Act of 1934, as amended, (the "Exchange Act"). We also qualify as a "shell company", further to SEC Rule 12b-2 of the Securities Act of 1933, as amended (the "Securities Act"), because we have no or nominal operations and no or nominal assets and our assets consist solely of cash and cash equivalents.

During this reporting period (September 1, 2009 - November 30, 2009) the Company and its management were involved in identifying and pursuing a possible business combination with a target business opportunity. As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

Note 3 - Preparation and Basis of Financial Statements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has generated no revenue, income or cash flow as of November 30, 2009, which raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid, (2) valid transactions are recorded, and (3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

The Company's fiscal year-end is August 31.

Note 4 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits. As of November 30, 2009 and August 31, 2009, there was $100 in the Company's checking account and no cash equivalents.

Income Taxes

The Company has adopted the provisions of FASB Standard, Accounting for Income Taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net Income Per Share

Basic net income (loss) per common share amounts is computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method. As of November 30, 2009 there were no dilutive convertible common shares outstanding.

Development Stage - Assured Equities V Corporation

As a result of the Company's limited operating history and lack of current revenue stream we report our financial statements pursuant to FASB standard which focuses on development stage companies. Users of the financial statements should be familiar with these statements and its effect on the financial statements.

Recent Accounting Pronouncements And Standard

In June 2009 the FASB established the Accounting Standards Codification ("Codification'" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS'") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company does not expect that adoption of these or other recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements. In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

Note 5 - Going Concern

Assured Equities V Corporation does not meet the test of "going concern." The corporation was formed to pursue a business combination with target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities would hope to be qualified for trading in the United States secondary market. As of this date the Company has not finalized a business combination and we may not be successful in locating or negotiating with any target business opportunity. As such, the Company has been in the developmental stage since inception and has no other operations to date other than issuing shares to our original shareholder and incorporator, Assured Equities, LLC. Assured Equities V Corporation's financial statements have been prepared on a development stage company basis. Substantial doubt exists as to Assured Equities V Corporation's ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 6 - Share Capital

On August 17, 2009, Assured Equities V Corporation issued 100,000 shares of its Common Stock to the Incorporator, Assured Equities LLC, in exchange for $100.

On November 30, 2009, the Company's stock register reports a total 100,000 shares of Common Stock outstanding with all 100,000 shares issued on August 17, 2009 held and owned by Assured Equities, LLC, Incorporator.

The Company's Articles of Incorporation authorize 50,000,000 shares of Preferred Stock, par value $0.001. The Company's Preferred Stock has not been registered with the SEC. No shares are outstanding as of November 30, 2009.

Note 7 - Related Party Transactions

On August 17, 2009, Assured Equities V Corporation issued 100,000 shares of its Common Stock to the Incorporator, Assured Equities LLC, in exchange for $100. Assured Equities, LLC, a Utah Limited Liability Company and active with the State of Utah, is the incorporator-founder and the only shareholder of the Company. Mr. William D. Kyle, President, Treasurer and Director of the Company is the sole Managing Member and owner of Assured Equities, LLC. Mr. William D. Kyle, as the sole Managing Member and owner of Assured Equities, LLC, has voting and dispositive power with regard to all of the shares of the Company held by Assured Equities, LLC.

On October 1, 2009, the Company was notified that Driver Tools, LLC ("donor"), a privately held company, wished to voluntarily make an unrestricted gift to the Company without any expectation of compensation or other consideration.  Driver Tools, LLC is a Utah Limited Liability Company and active with the State of Utah. Mr. William D. Kyle, President, Treasurer and Director of the Company is the sole Managing Member and owner of Driver Tools, LLC. On August 28, 2009, the donor paid the fees (the 'transaction') of $2,000 USD associated with the PCAOB audit of the Company's financial records and on October 1, 2009 asked that the Company accept this transaction as an unrestricted gift. On October 2, 2009, the Company accepted this unrestricted gift and recorded this gift on the Company's accounting recorded as additional paid-in capital.

Note 8 - Subsequent Events

There were no subsequent events through January 13, 2010.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

a. Full fiscal years

Assured Equities V Corporation was organized as a vehicle to investigate and, if such investigation warrants, combine with a target business opportunity seeking the perceived advantages of being a publicly held corporation. We have been and remain in the developmental stage since inception and have no other operations to date other than issuing shares to our original shareholder. The Company has no operations, no revenues, no employees, no operating expenses and does not currently engage in any business activity that provides funds or cash flow. The Company does not meet the test of "going concern" and the Company's independent auditor has expressed substantial doubt about the Company's ability to continue as a going concern due to our lack of committed funding and lack of revenue.

The Company's fiscal year ends August 31. For the most recently audited period, August 10, 2009 (inception) and ending August 31, 2009, the Company had:

(a) Generated no revenues or earnings from operations,
(b) Possessed no significant assets or financial resources, and
(c) Had only $100 cash on hand.

For the fiscal quarter of this filing (September 1, 2009 - November 30, 2009), the Company had:

(a) Generated no revenues or earnings from operations,
(b) Possessed no significant assets or financial resources, and
(c) Had only $100 cash on hand.

b. Liquidity and Capital Resources

On August 17, 2009, the Company issued 100,000 shares of its Common Stock, par value $0.001, to the Company's incorporator, Assured Equities, LLC, in exchange for $100. Assured Equities LLC is the sole owner of all (100%) of the Common Stock issued and outstanding by the Company. During the next 12 months, we anticipate incurring $5,000 (an average of approximately $415 per month) for accounting and auditing related expenses (including fees to review interim financial information), costs of filing Exchange Act reports and costs related to consummating a business combination. At the Company's present 'quarterly burn rate' we will be out of money next quarter without additional funding. Further, we have no operating history, no revenue and lack profitable operations. This lack of operations and revenues may result in our incurring a net loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. Because of our lack of profits and possible increasing net losses and lacking operations, target business opportunities may decide to forgo a business combination with us placing further strain upon our liquidity and ability to raise capital.

To meet its future financial needs, the Company will aggressively seek to obtain capital either through loans, notes payable, through the issuance of shares of its common or preferred stock or other yet to be identified options. We have had no discussions with internal or external sources of liquidity or capital including stockholders, management or other investors regarding funding and no funding commitment has been obtained. The Company has not negotiated the terms of any capital raising activity; at the present time, the terms, conditions, amounts, price, and other details relating to potential sources of capital cannot be determined. Future capital raising activity will be substantially limited given current market conditions and will in all likelihood be restricted to existing stockholders, management or other individuals or entities.

Regardless of any terms agreed upon between the Company and any investor, the need for future capital in order for the Company to continue its plan of operations is inevitable. Current economic conditions will impact the Company's ability to raise capital. Business and consumer concerns over the economy, geopolitical issues, the availability and cost of credit, the U.S. financial markets and the national debt have contributed to the volatility in the financial and economic environments. These factors, combined with declining and failing businesses, reduced consumer confidence and increased unemployment, have caused a global slow-down. Changes in national as well as global economic conditions, including changes in financial and equity markets, interest rates, and investors' perception of the economy will impede the Company's access to, or increase the cost of financing activities.

The Company will be in competition for capital with other entities that have identifiable assets, liquidity and revenue producing operations. Our financial position, having no significant assets, financial resources and no revenues, raises substantial doubt about our ability to raise capital and continue as a going concern. The lack of a market for our common equity securities precludes us from raising capital in the equity markets until shares of our common stock are registered pursuant to, or exempt from registration under the Securities Act; and, any other applicable federal or state securities laws or regulations may also preclude us from successfully raising capital and improving our financial position. Target firms that might consider a merger or acquisition with us, to gain the advantages and perceived benefits of becoming a public corporation, may decide to forgo such a business combination with us because of our lack of operations and access to affordable capital. Our financial position and current economic volatility may prevent us from identifying and pursuing a business combination with a target company seeking these benefits and funding sources, such as our shareholders, management or others, may decide to defer loans or investments to the Company.

The financial statements contained in this interim report have been prepared assuming that the Company will continue as a going concern; however, the Company has not engaged in any operations that have produced revenue and, as a result, the possibility exists that the Company will not be able to continue as a going concern. Nevertheless, management believes that sufficient funding is available to meet the Company's needs during the next twelve months. The financial statements included in this interim report do not include any adjustments that might result from an unfavorable outcome of this uncertainty.

The Company has no material commitments for capital expenditures as of November 30, 2009, the latest fiscal period. The Company has no requirement for funds to fulfill such commitments.

There are no known material trends, favorable or unfavorable, in the Company's capital resources.

c. Results of Operations

During the three month period ending November 30, 2009 the Company had no operations, generated no revenue, generated no cash flow and had no expenses. The Company does not currently engage in any business activity that provides or produces revenues or cash flow. The Company has no employees; our officers and directors volunteer their time to the Company.

During this reporting period (September 1, 2009 – November 30, 2009), management's efforts were devoted to completing and filing the Form 10, General Form For Registration of Securities Pursuant to Section 12(b) or 12(g) of The Securities Exchange Act Of 1934. On November 16, 2009, the Company's Registration Statement became "Effective." Management also devoted limited time to identifying and pursuing a possible business combination with a target business opportunity. As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

d. Off Balance Sheet Arrangements

The Company has not been involved in any transaction, agreement or other contractual arrangement (off balance sheet arrangement) and it is not anticipated that the Company will enter into an off balance sheet arrangement. The Company has not undergone any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business.

e. Tabular Disclosure of Contractual Obligations

Assured Equities V Corporation has no contractual obligations.

Contractual obligations	Payments due by period
Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0
Operating Lease Obligations	$0	$0	$0	$0
Purchase Obligations	$0	$0	$0	$0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	$0	$0	$0	$0
Total	$0	$0	$0	$0

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Assured Equities V Corporation is a smaller reporting company and is not required to provide information required by this item. Nevertheless, there have been no material changes in the quantitative and qualitative disclosures about market risk from the information provided in Assured Equities V Corporation's Form 10-12(g) filings.

Item 4T - Controls and Procedures

Management's Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer (one individual), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer (one individual), as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls.

There were no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) in Rules 13a-15 and 15d-15 under the Exchange Act) during our most recent fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 1I - OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no legal proceedings or events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company since its inception (August 10, 2009).

Item 1A - Risk Factors

There have been no material changes to market risk factors described in the Company's Form 10-12(g) filings.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered equity securities during the three month period (September 1, 2009 - November 30, 2009) of this report.

Item 3 - Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4 - Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three month period (September 1, 2009 - November 30, 2009) of this report.

Item 5 - Other Information

None.

Item 6 - Exhibits

List of Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation herein incorporated by reference to the Company's most recent Amended Form 10-12(g) filing of 10/13/2009, File Number 000-53734.
3.2	ByLaws herein incorporated by reference to the Company's most recent Amended Form 10-12(g) filing of 10/13/2009, File Number 000-53734.
31.1	Rule 13a-14(a)/15d-14(a) Certification pursuant to Rule 13a-14(a) of the Company's President.
31.2	Rule 13a-14(a)/15d-14(a) Certification pursuant to Rule 13a-14(a) of the Company's Treasurer.
32	Section 1350 Certification by the Company's President and Treasurer.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURED EQUITIES V CORPORATION

Date: January 13, 2010	By:	s/s William D. Kyle
	Name:	William D. Kyle
	Title:	President