Form 10-Q
period 2010-02-28
ASSURED EQUITIES V CORP
filed 2010-03-31
CIK 1472374

FORM 10-Q QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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
As of - February 28, 2010

EXPLANATORY NOTE

            Unless otherwise noted, references in this registration statement to "Assured Equities V Corporation," the "Company," "we," "our" or "us" means Assured Equities V Corporation.

FORWARD LOOKING STATEMENTS

            There are statements in this quarterly report that are "forward-looking statements" and they can be identified by use of terminology such as "believe," "hope," "may," "might," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire quarterly report carefully, especially the risks discussed under "Risk Factors." Although management believes that the assumptions underlying the forward looking statements included in this quarterly report are reasonable, they do not guarantee our future performance and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this quarterly report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Assured Equities V Corporation
(A Development Stage Company)
BALANCE SHEETS
AS OF FEBRUARY 28, 2010 AND AUGUST 31, 2009)

ASSETS	February 28, 2010 (Unaudited)	August 31, 2009
ASSETS
Current Assets
Cash	$100	$100
Total Current Assets	$100	$100
TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities	$0	$0
Long Term Liabilities	$0	$0
TOTAL LIABILITIES	$0	$0

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding.	$0	$0
Common Stock, $0.001 par value; 100,000,000 shares authorized, 100,000 shares issued and outstanding as of February 28, 2010 and August 31, 2009 respectively	$100	$100
Additional Paid-in Capital	$3,000	$0
Accumulated deficit	($3,000)	$0
TOTAL STOCKHOLDERS' EQUITY	$100	$100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100	$100

See the accompanying summary of accounting policies and notes to the financial statements.

 Assured Equities V Corporation
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2010
AND FOR THE PERIOD AUGUST 10, 2009 (INCEPTION) TO FEBRUARY 28, 2010

	Three Months Ended February 28, 2010 (Unaudited)	Six Months Ended February 28, 2010 (Unaudited)	For The Period From Inception (August 10, 2009) to February 28, 2010 (Unaudited)

TOTAL REVENUE	$0	$0	$0

Professional Fees	$1,000	$3,000	$3,000
TOTAL EXPENSES	$1,000	$3,000	$3,000

NET PROFIT OR (LOSS)	($1,000)	($3,000)	($3,000)

NET PROFIT OR (LOSS) PER COMMON SHARE - BASIC AND DLUTED	($0.01)	($0.03)

PER SHARE INFORMATION
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted
Basic	100,000	100,000
Diluted	100,000	100,000

See the accompanying summary of accounting policies and notes to the financial statements.

Assured Equities V Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2010 AND INCEPTION (AUGUST 10, 2009) TO FEBRUARY 28, 2010

	Three Months Ended February 28, 2010 (Unaudited)	Six Months Ended February 28, 2010 (Unaudited)	Inception (August 10, 2009) to February 28, 2010 (Unaudited)
Cash flows from Operating Activities
Profit or (Loss)	($1,000)	($3,000)	($3,000)
Net Cash Flow used in Operating Activities	($1,000)	($3,000)	($3,000)

Cash flow from Financing Activities
Cash proceeds from the issuance of Common Stock to Incorporator	$0	$0	$100
Expenses paid by related party	$1,000	$3,000	$3,000
Net Cash Provided by Financing Activities	$1,000	$3,000	$3,100

Net Increase (Decrease) in Cash	$0	$0	$100

Cash and cash equivalents - Beginning of Period	$100	$100	$0
Cash and cash equivalents - End of Period	$100	$100	$100

Supplemental Information
Interest Paid	$0	$0	$0
Taxes Paid	$0	$0	$0

See the accompanying summary of accounting policies and notes to the financial statements.

Assured Equities V Corporation
(A Development Stage Company)
Notes to Financial Statements
February 28, 2010

Note 1- Basis of Presentation

The accompanying financial statements of Assured Equities V Corporation (the "Company") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Assured Equities V Corporation for the period ended February 28, 2010. The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended August 31, 2009. We believe that these financial statements contain all adjustments necessary to present fairly the position and results of operations of the Company for the respective periods.

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

Note 2 - Description of Business

Assured Equities V Corporation, incorporated in the State of Florida on August 10, 2009, was formed to pursue a business combination with a target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities would be qualified for trading in the United States secondary market. As of this date the company has not identified a possible business combination opportunity, has not reached terms with a possible business combination and has not issued nor entered into a letter of intent with or concerning any target business opportunity. The Company has been in the developmental stage since inception and has no other operations to date other than issuing shares to our original shareholder and incorporator, Assured Equities, LLC. The Company has generated no revenue, has generated no income or cash flow and lacks committed funding: these factors raise substantial doubt about the Company's ability to continue as a going concern.

Assured Equities V Corporation is a "blank check" company within the meaning of Section 3(a)(51) of the Exchange Act of 1934, as amended, (the "Exchange Act"). We also qualify as a "shell company", further to SEC Rule 12b-2 of the Securities Act of 1933, as amended (the "Securities Act"), because we have no or nominal operations and no or nominal assets and our assets consist solely of cash and cash equivalents.

During this reporting period (December 1, 2009 - February 28, 2010) the Company and its management were involved in identifying and pursuing possible business combinations with target business opportunities. As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

Note 3 - Preparation and Basis of Financial Statements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of February 28, 2010, the Company has generated no revenue, income or cash flow which raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits. As of February 28, 2010, there was $100 in the Company's checking account and no cash equivalents.

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

Net Income Per Share

Basic net income (loss) per common share amounts is computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method. As of February 28, 2010 there were no dilutive convertible common shares outstanding.

Development Stage - Assured Equities V Corporation

As a result of the Company's limited operating history and lack of current revenue stream we report our financial statements pursuant to FASB statement which focuses on development stage companies. Users of the financial statements should be familiar with these statements and its effect on the financial statements.

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

Statement of Financial Accounting Standards (ASC Topic 855), "Subsequent Events", (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Note 5 - Going Concern

Assured Equities V Corporation does not meet the test of "going concern." The corporation was formed to pursue a business combination with a target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities would be qualified for trading in the United States secondary market. As of this date the Company has not identified a target business opportunity, has not finalized a business combination and we may not be successful in locating or negotiating with any target business opportunity. As such, the Company has been in the developmental stage since inception and has no other operations to date other than issuing shares to our original shareholder and incorporator, Assured Equities, LLC. Assured Equities V Corporation's financial statements have been prepared on a development stage company basis. Substantial doubt exists as to Assured Equities V Corporation's ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 6 - Share Capital

On August 17, 2009, Assured Equities V Corporation issued 100,000 shares of its Common Stock to the Incorporator, Assured Equities LLC, in exchange for $100.

On February 28, 2010, the Company's stock register reports a total of 100,000 shares of Common Stock outstanding with all 100,000 shares issued on August 17, 2009 to Assured Equities, LLC held and owned by Assured Equities, LLC, Incorporator.

The Company's Articles of Incorporation authorize 50,000,000 shares of Preferred Stock, par value $0.001. The Company's Preferred Stock has not been registered with the SEC. No shares of Preferred Stock have been issued and no shares of Preferred Stock are outstanding as of February 28, 2010.

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

On October 1, 2009, the Company was notified that Driver Tools, LLC ("donor"), a privately held company, wished to voluntarily make an unrestricted gift to the Company without any expectation of compensation or other consideration.  Driver Tools, LLC is a Utah Limited Liability Company and active with the State of Utah. Mr. William D. Kyle, President, Treasurer and Director of the Company is the sole Managing Member and owner of Driver Tools, LLC. On August 28, 2009, the donor paid the fees (the 'transaction') of two-thousand and 00/100 ($2,000) USD associated with the PCAOB audit of the Company's financial records and on October 1, 2009 asked that the Company accept this transaction as an unrestricted gift. On October 2, 2009, the Company accepted this unrestricted gift and recorded this gift on the Company's accounting records on October 2, 2009 as additional paid-in capital.

On January 30, 2010, the Company was notified that Driver Tools, LLC ("donor"), a privately held company, wished to voluntarily make an unrestricted gift of one-thousand and 00/100 ($1,000) USD (the 'transaction') associated with the PCAOB review of the Company's financial records, in preparation for the Company's Form 10-Q filing, to the Company without any expectation of compensation or other consideration.  Driver Tools, LLC is a Utah Limited Liability Company and active with the State of Utah. Mr. William D. Kyle, President, Treasurer and Director of the Company is the sole Managing Member and owner of Driver Tools, LLC. On January 30, 2010, the donor asked that the Company accept this transaction as an unrestricted gift. On January 30, 2010, the President accepted this unrestricted gift and instructed the Treasurer to record this gift on the Company's accounting records pursuant to and in accordance with GAAP. On February15, 2010, the donor paid the transaction fees of $1,000, notified the Company of this payment and on February 25, 2010, the Treasurer recorded this gift on the Company's accounting records as additional paid-in capital.

Note 8 - Subsequent Events

There were no subsequent events from February 28, 2010 to the date of issuance of this report.

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

For the fiscal quarter of this filing (December 1, 2009 - February 28, 2010), the Company had:

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

Regardless of any terms agreed upon between the Company and any investor, the need for future capital in order for the Company to continue its plan of operations is inevitable. Current economic conditions will impact the Company's ability to raise capital. Business and consumer concerns over the economy, geopolitical issues, the availability and cost of credit, the U.S. financial markets and the national debt have contributed to the volatility in the financial and economic environments. These factors, combined with declining and failing businesses, reduced consumer confidence and increased unemployment, have caused a global economic slow-down. Changes in national as well as global economic conditions, including changes in financial and equity markets, interest rates, and investors' perception of the economy may impede the Company's access to, or increase the cost of financing activities.

The Company will be in competition for capital with other entities that have identifiable assets, liquidity and revenue producing operations. Our financial position, having no significant assets, financial resources and no revenues, raises substantial doubt about our ability to raise capital and continue as a going concern. The lack of a market for our common equity securities precludes us from raising capital in the equity markets until shares of our common stock are registered pursuant to or exempt from registration under the Securities Act; and, any other applicable federal or state securities laws or regulations may also preclude us from successfully raising capital and improving our financial position. Target firms that might consider a merger or acquisition with us, to gain the advantages and perceived benefits of becoming a public corporation, may decide to forgo such a business combination with us because of our lack of operations and access to affordable capital. Our financial position and current economic volatility may prevent us from identifying and pursuing a business combination with a target company seeking these benefits and funding sources, such as our shareholders, management or others, may decide to defer loans or investments to the Company.

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

The Company has no material commitments for capital expenditures as of February 28, 2010, the latest fiscal period. The Company has no requirement for funds to fulfill such commitments.

There are no known material trends, favorable or unfavorable, in the Company's capital resources.

c. Results of Operations

During the three month period ending February 28, 2010 the Company had no operations, generated no revenue, generated no cash flow and had no expenses. The Company does not currently engage in any business activity that provides or produces revenues or cash flow. The Company has no employees; our officers and directors volunteer their time to the Company.

During this reporting period (December 1, 2009 - February 28, 2010), management's efforts were devoted to identifying and pursuing a possible business combination with a target business opportunity. As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

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

The management of the company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (one individual) as appropriate, to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of February 28, 2010 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

Changes in internal controls.

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered equity securities during the three month period (December 1, 2009 - February 28, 2010) of this report.

Item 3 - Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4 - Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three month period (December 1, 2009 - February 28, 2010) of this report.

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

Assured Equities V Corporation

Date: March 29, 2010	By:	s/s William D. Kyle
	Name:	William D. Kyle
	Title:	President