Form 10-Q
period 2010-05-31
ASSURED EQUITIES V CORP
filed 2010-07-13
CIK 1472374

FORM 10-Q QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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
As of - May 31, 2010

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

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Assured Equities V Corporation
(A Development Stage Company)
BALANCE SHEETS
AS OF MAY 31, 2010 AND AUGUST 31, 2009)

ASSETS	May 31, 2010 (Unaudited)	August 31, 2009 (Audited)
ASSETS
Current Assets
Cash	$100	$100
Total Current Assets	$100	$100
TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities	$0	$0
Long Term Liabilities	$0	$0
TOTAL LIABILITIES	$0	$0

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding.	$0	$0
Common Stock, $0.001 par value; 100,000,000 shares authorized, 100,000 shares issued and outstanding as of May 31, 2010 and August 31, 2009 respectively	$100	$100
Additional Paid-in Capital	$4,150	$0
Accumulated deficit	($4,150)	$0
TOTAL STOCKHOLDERS' EQUITY	$100	$100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100	$100

See the accompanying summary of accounting policies and notes to the financial statements.

 Assured Equities V Corporation
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2010
AND FOR THE PERIOD AUGUST 10, 2009 (INCEPTION) TO MAY 31, 2010

	Three Months Ended May 31, 2010 (Unaudited)	Nine Months Ended May 31, 2010 (Unaudited)	For The Period From Inception (August 10, 2009) through May 31, 2010 (Unaudited)

TOTAL REVENUE	$0	$0	$0

Professional Fees	$1,150	$4,150	$4,150
TOTAL EXPENSES	$1,150	$4,150	$4,150

NET PROFIT OR (LOSS)	($1,150)	($4,150)	($4,150)

NET PROFIT OR (LOSS) PER COMMON SHARE - BASIC AND DLUTED	($0.01)	($0.04)

PER SHARE INFORMATION
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted
Basic	100,000	100,000
Diluted	100,000	100,000

See the accompanying summary of accounting policies and notes to the financial statements.

Assured Equities V Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2010 AND INCEPTION (AUGUST 10, 2009) TO MAY 31, 2010

	Three Months Ended May 31, 2010 (Unaudited)	Nine Months Ended May 31, 2010 (Unaudited)	Inception (August 10, 2009) through May 31, 2010 (Unaudited)
Cash flows from Operating Activities
Profit or (Loss)	($1,150)	($4,150)	($4,150)
Net Cash Flow used in Operating Activities	($1,150)	($4,150)	($4,150)

Cash flow from Financing Activities
Cash proceeds from the issuance of Common Stock to Incorporator	$0	$0	$100
Expenses paid by related party	$1,150	$4,150	$4,150
Net Cash Provided by Financing Activities	$1,150	$4,150	$4,150

Net Increase (Decrease) in Cash	$0	$0	$100

Cash and cash equivalents - Beginning of Period	$100	$100	$0
Cash and cash equivalents - End of Period	$100	$100	$100

Supplemental Information
Interest Paid	$0	$0	$0
Taxes Paid	$0	$0	$0

See the accompanying summary of accounting policies and notes to the financial statements.

Assured Equities V Corporation
(A Development Stage Company)
Notes to Financial Statements
May 31, 2010

Note 1- Basis of Presentation

The accompanying financial statements of Assured Equities V Corporation (the "Company") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Assured Equities V Corporation for the period ended May 31, 2010. The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended August 31, 2009. We believe that these financial statements contain all adjustments necessary to present fairly the position and results of operations of the Company for the respective periods.

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

During this reporting period (March 1, 2010 - May 31, 2010) the Company and its management were involved in identifying and pursuing possible business combinations with target business opportunities. As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

Note 3 - Preparation and Basis of Financial Statements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of May 31, 2010, the Company had generated no revenue, income or cash flow which raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits. As of May 31, 2010, there was $100 in the Company's checking account and no cash equivalents.

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

Net Income Per Share

Basic net income (loss) per common share amounts is computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method. As of May 31, 2010 there were no dilutive convertible common shares outstanding.

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

On May 31, 2010, the Company's stock register reports a total of 100,000 shares of Common Stock outstanding with all 100,000 shares issued on August 17, 2009 to Assured Equities, LLC held and owned by Assured Equities, LLC, Incorporator.

The Company's Articles of Incorporation authorize 50,000,000 shares of Preferred Stock, par value $0.001. The Company's Preferred Stock has not been registered with the SEC. No shares of Preferred Stock have been issued and no shares of Preferred Stock are outstanding as of May 31, 2010.

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

On April 2, 2010 and April 12, 2010, respectively, the Company was notified that Driver Tools, LLC ("donor"), a privately held company, wished to voluntarily make two unrestricted gifts totaling one-thousand one-hundred fifty and 00/100 ($1,150) for (a) one-thousand and 00/100 ($1,000) USD associated with the PCAOB review of the Company's financial records, in preparation for the Company's Form 10-Q filing, and (b) one-hundred fifty and 00/100 ($150) USD associated with the annual report fee payable to the State of Florida (the "transactions"), to the Company without any expectation of compensation or other consideration.  Driver Tools, LLC is a Utah Limited Liability Company and active with the State of Utah. Mr. William D. Kyle, President, Treasurer and Director of the Company is the sole Managing Member and owner of Driver Tools, LLC. On April 2, 2010 and April 12, 2010, respectively, the donor asked that the Company accept these transactions as an unrestricted gift. On April 12, 2010, the President accepted these two unrestricted gifts and instructed the Treasurer to record these gifts on the Company's accounting records pursuant to and in accordance with GAAP. On April 29, 2010, the donor paid the transaction fees of $1,150, notified the Company of this payment and on April 30, 2010, the Treasurer recorded this gift on the Company's accounting records as additional paid-in capital.

Note 8 - Subsequent Events

There were no subsequent events from May 31, 2010 to the date of issuance of this report.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

a. Full fiscal years

Assured Equities V Corporation was organized as a vehicle to investigate and, if such investigation warrants, combine with a target business opportunity seeking the perceived advantages of being a publicly held corporation. We have been and remain in the developmental stage since inception and have no other operations to date other than issuing shares to our original shareholder and incorporator. The Company has no operations, no revenues, no employees, no operating expenses and does not currently engage in any business activity that provides funds or cash flow. The Company does not meet the test of "going concern" and the Company's independent auditor has expressed substantial doubt about the Company's ability to continue as a going concern due to our lack of committed funding and lack of revenue.

The Company's fiscal year ends August 31.  For the most recently audited period, August 10, 2009 (inception) and ending August 31, 2009, the Company had:

(a) Generated no revenues or earnings from operations,
(b) Possessed no significant assets or financial resources, and
(c) Had only $100 cash on hand.

For the fiscal quarter of this filing (March 1, 2010 - May 31, 2010), the Company had:

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

The Company has no material commitments for capital expenditures as of May 31, 2010, the latest fiscal period. The Company has no requirement for funds to fulfill such commitments.

There are no known material trends, favorable or unfavorable, in the Company's capital resources.

c. Results of Operations

During the three month period ending May 31, 2010 the Company had no operations, generated no revenue, generated no cash flow and had no expenses. The Company does not currently engage in any business activity that provides or produces revenues or cash flow. The Company has no employees; our officers and directors volunteer their time to the Company.

During this reporting period (March 31, 2010 - May 31, 2010), management's efforts were devoted to identifying and pursuing a possible business combination with a target business opportunity. As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of May 31, 2010 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered equity securities during the three month period (March 31, 2010 - May 31, 2010) of this report.

Item 3 - Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on April 27, 2010. Matters submitted to a vote of shareolders included (a) Election of the Board of Directors for the remainder of the calendar year 2010 and the calendar year 2011, and (b) the reappointment of M&K CPAs as the company's auditors for the calendar year 2010. Results of voting by shareholders is displayed in the following table.

Results of the votes: Mr. William D. Kyle, Director, President and Tresurer and Anne M. Kyle, Director and Secretary were unaminously voted as Directors for the remainder of the calendar year 2010 and the full calendar year 2011. M&K CPAs were unaminously voted to be reappointed as the company's auditors for the remainder of calendar year 2010.

Assured Equities V Corporation
Summary Of Shareholder Votes At The Annual Meeting Of Shareholders
April 27, 2010
Matter Submitted To Shareholders	Number of Shareholders Eligible To Vote	Number of Shareholders Voting	Number of Shares Entitled To Vote	Number of Shares Voting	Per Cent (%) Shares Voting	Votes Received	Per Cent (%) Votes Received	Other Votes Cast	Per Cent (%) Other Votes Received
Nominees For The Board of Directors for CY 2010 and 2011
William D. Kyle	1	1	100,000	100,000	100%	100,000	100%	0	0%
Present Position: Director, President, Treasurer
Anne M. Kyle	1	1	100,000	100,000	100%	100,000	100%	0	0%
Present Position: Director, Secretary
Reappointment of M&K CPAs As The Company's Auditors for 2010	1	1	100,000	100,000	100%	100,000	100%	0	0%

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation herein incorporated by reference to the Company's most recent Amended Form 10-12(g) filing of 10/13/2009, File Number 000-53734.
3.2	ByLaws herein incorporated by reference to the Company's most recent Amended Form 10-12(g) filing of 10/13/2009, File Number 000-53734.
31.1	Rule 13a-14(a)/15d-14(a) Certification pursuant to Rule 13a-14(a) of the Company's President.
31.2	Rule 13a-14(a)/15d-14(a) Certification pursuant to Rule 13a-14(a) of the Company's Treasurer.
32	Section 1350 Certification by the Company's President and Treasurer.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10-Q, Quarterly Report, to be signed on its behalf by the undersigned, thereunto duly authorized.

Assured Equities V Corporation

Date: May 31, 2010	By:	s/s William D. Kyle
	Name:	William D. Kyle
	Title:	President