Form 10-Q
period 2010-11-30
ASSURED EQUITIES V CORP
filed 2010-12-21
CIK 1472374

FORM 10-Q QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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
As of - November 30, 2010

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

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Assured Equities V Corporation
(A Development Stage Company)
BALANCE SHEETS
AS OF NOVEMBER 30, 2010 AND AUGUST 31, 2010

ASSETS	November 30, 2010 (Unaudited)	August 31, 2010 (Audited)
ASSETS
Current Assets
Cash	$100	$100
Total Current Assets	$100	$100
TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities	$0	$0
Long Term Liabilities	$0	$0
TOTAL LIABILITIES	$0	$0

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding.	$0	$0
Common Stock, $0.001 par value; 100,000,000 shares authorized, 100,000 shares issued and outstanding as of November 30, 2010 and August 31, 2010 respectively	$100	$100
Additional Paid-in Capital	$6,650	$0
Accumulated deficit	($6,650)	$0
TOTAL STOCKHOLDERS' EQUITY	$100	$100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100	$100

See the accompanying summary of accounting policies and notes to the financial statements.

 Assured Equities V Corporation
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009
AND FOR THE PERIOD AUGUST 10, 2009 (INCEPTION) TO AUGUST 31, 2010

	Three Months Ended November 30, 2010 (Unaudited)	Three Months Ended November 30, 2009 (Unaudited)	For The Period From Inception (August 10, 2009) through August 31, 2010 (Audited)

TOTAL REVENUE	$0	$0	$0

Professional Fees	$1,500	$2,000	$6,650
TOTAL EXPENSES	$1,500	$2,000	$6,650

NET PROFIT OR (LOSS)	$0	($2,000)	($6,650)

NET PROFIT OR (LOSS) PER COMMON SHARE - BASIC AND DLUTED	$0.02	($0.02)

PER SHARE INFORMATION
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted
Basic	100,000	100,000
Diluted	100,000	100,000

See the accompanying summary of accounting policies and notes to the financial statements.

Assured Equities V Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009 AND INCEPTION (AUGUST 10, 2009) TO AUGUST 31, 2010

	Three Months Ended November 30, 2010 (Unaudited)	Three Months Ended November 30, 2009 (Unaudited)	Inception (August 10, 2009) through August 31, 2010 (Audited)
Cash flows from Operating Activities
Profit or (Loss)	($1,500)	($2,000)	($6,650)
Net Cash Flow used in Operating Activities		($2,000)	($6,640)

Cash flow from Financing Activities
Cash proceeds from the issuance of Common Stock to Incorporator	$0	$0	$100
Expenses paid by related party	$1,500	$2,000	$6,650
Net Cash Provided by Financing Activities	$1,500	$2,000	$6,750

Net Increase (Decrease) in Cash	$0	$0	$100

Cash and cash equivalents - Beginning of Period	$100	$100	$0
Cash and cash equivalents - End of Period	$100	$100	$100

Supplemental Information
Interest Paid	$0	$0	$0
Taxes Paid	$0	$0	$0

See the accompanying summary of accounting policies and notes to the financial statements.

Assured Equities V Corporation
(A Development Stage Company)
Notes to Financial Statements
November 30, 2010

Note 1- Basis of Presentation

The accompanying financial statements of Assured Equities V Corporation (the "Company") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Assured Equities V Corporation for the period ended November 30, 2010. The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended August 31, 2010. We believe that these financial statements contain all adjustments necessary to present fairly the position and results of operations of the Company for the respective periods.

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

During this reporting period (September 1, 2010 - November 30, 2010) the Company and its management were involved in identifying and pursuing possible business combinations with target business opportunities. As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

Note 3 - Preparation and Basis of Financial Statements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of November 30, 2010, the Company had generated no revenue, income or cash flow which raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits. As of November 30, 2010, there was $100 in the Company's checking account and no cash equivalents.

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

Net Income Per Share

Basic net income (loss) per common share amounts is computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method. As of November 30, 2010 there were no dilutive convertible common shares outstanding.

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

On November 30, 2010, the Company's stock register reports a total of 100,000 shares of Common Stock outstanding with all 100,000 shares issued on August 17, 2009 to Assured Equities, LLC held and owned by Assured Equities, LLC, Incorporator.

The Company's Articles of Incorporation authorize 50,000,000 shares of Preferred Stock, par value $0.001. The Company's Preferred Stock has not been registered with the SEC. No shares of Preferred Stock have been issued and no shares of Preferred Stock are outstanding as of November 30, 2010.

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

On November 15, 2010, the Company was notified that that Driver Tools, LLC ("donor"), a privately held company, wished to voluntarily make an unrestricted gift to the Company without any expectation of compensation or other consideration. Driver Tools, LLC is a Utah Limited Liability Company and active with the State of Utah. Mr. William D. Kyle, President, Treasurer and Director of the Company is the sole Managing Member and owner of Driver Tools, LLC. On November 15, 2010, the donor paid the fees (the 'transaction') of one thousand five-hundred and 00/100 ($1,500) USD associated with the PCAOB audit of the Company's financial records. On November 15, 2010 the donor asked that the Company accept this transaction as an unrestricted gift. On November 15, 2010, the Company accepted this unrestricted gift and recorded this gift on the Company's accounting records on November 15, 2010 as additional paid-in capital.

Note 8 - Subsequent Events

There were no subsequent events from September 1, 2010 to the date of issuance of this report.

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

The Company's fiscal year ends August 31.  For the most recently audited period, August 10, 2009 (inception) and ending August 31, 2010, the Company had:

(a) Generated no revenues or earnings from operations,
(b) Possessed no significant assets or financial resources, and
(c) Had only $100 cash on hand.

For the fiscal quarter of this filing (September 1, 2010 - November 30, 2010), the Company had:

(a) Generated no revenues or earnings from operations,
(b) Possessed no significant assets or financial resources, and
(c) Had only $100 cash on hand.

b. Liquidity and Capital Resources

On August 17, 2009, the Company issued 100,000 shares of its Common Stock, par value $0.001, to the Company's incorporator, Assured Equities, LLC, in exchange for $100. Assured Equities LLC is the sole owner of all (100%) of the Common Stock issued and outstanding by the Company. During the next 12 months, we anticipate incurring $5,000 for accounting and auditing related expenses (including fees to review interim financial information), costs of filing Exchange Act reports and costs related to consummating a business combination. At the Company's present 'quarterly burn rate' we will be out of money next quarter without additional funding. Further, we have no operating history, no revenue and lack profitable operations. This lack of operations and revenues may result in our incurring a net loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. Because of our lack of profits and possible increasing net losses and lacking operations, target business opportunities may decide to forgo a business combination with us placing further strain upon our liquidity and ability to raise capital.

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

The Company has no material commitments for capital expenditures as of November 30, 2010, the latest fiscal period. The Company has no requirement for funds to fulfill such commitments.

There are no known material trends, favorable or unfavorable, in the Company's capital resources.

c. Results of Operations

During the three month period ending November 30, 2010 the Company had no operations, generated no revenue, generated no cash flow and had no expenses. The Company does not currently engage in any business activity that provides or produces revenues or cash flow. The Company has no employees; our officers and directors volunteer their time to the Company.

During this reporting period (September 1, 2010 - November 30, 2010), management's efforts were devoted to identifying and pursuing a possible business combination with a target business opportunity. As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

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

Item 4 - Controls and Procedures

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of November 30, 2010 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered equity securities during the three month period (September 1, 2010 - November 30, 2010) of this report.

Item 3 - Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4 - (Removed and Reserved)

Item 5 - Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors, where those changes were implemented after the registrant last provided disclosure in response to the requirements of paragraph (c)(2)(iv) of this Item, or paragraph (c)(3) of this Item.

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

Assured Equities V Corporation

Date: December 21, 2010	By:	s/s William D. Kyle
	Name:	William D. Kyle
	Title:	President