Form 10-Q
period 2011-02-28
ASSURED EQUITIES V CORP
filed 2011-03-18
CIK 1472374

FORM 10-Q QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

o
Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer		Smaller reporting company	x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	x	No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Number of Shares Outstanding - 100,000 shares
Class of Common Equity - Common Stock, Par Value $0.001
As of - March 17, 2011

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

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

ASSURED EQUITIES V CORPORATIOIN
(A Development Stage Company)
BALANCE SHEETS
AS OF FEBRUARY 28, 2011 AND AUGUST 31, 2010

	February 28, 2011 (Unaudited)	August 31, 2010 (Audited)
ASSETS
Current Assets
Cash	$100	$100
Total Current Assets	$100	$100
TOTAL ASSETS	$100	$100
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities	$0	$0
Long Term Liabilities	$0	$0
TOTAL LIABILITIES	$0	$0

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding.	$0	$0
Common Stock, $0.001 par value; 100,000,000 shares authorized, 100,000 shares issued and outstanding as of February 28, 2011 and August 31, 2010 respectively	$100	$100
Additional Paid-in Capital	$8,150	$5,150
Accumulated Deficit	($8,150)	($5,150)
TOTAL STOCKHOLDERS' EQUITY	$100	$100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100	$100

See the accompanying summary of accounting policies and notes to the financial statements.

 ASSURED EQUITIES V CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2011
AND FOR THE PERIOD AUGUST 10, 2009 (INCEPTION) TO FEBRUARY 28, 2011

	THREE MONTHS ENDED FEB. 28 (Unaudited)		SIX MONTHS ENDED FEB. 28 (Unaudited)		For The Period From Inception (August 10, 2009) through February 28, 2011(Unaudited)
	2011	2010	2011	2010
TOTAL REVENUE	$0	$0	$0	$0	$0

EXPENSES
Professional Fees	$3,000	$1,000	$3,000	$3,000	$8,150
TOTAL EXPENSES	$3,000	$1,000	$3,000	$3,000	$8,150

NET PROFIT OR (LOSS)	($3,000)	($1,000)	($3,000)	($3,000)	($8,150)

NET PROFIT OR (LOSS) PER COMMON SHARE - BASIC AND DILUTED	($0.03)	($0.01)	($0.03)	($0.03)

PER SHARE INFORMATION
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted
Basic	100,000	100,000	100,000	100,000
Diluted	100,000	100,000	100,000	100,000

See the accompanying summary of accounting policies and notes to the financial statements.

ASSURED EQUITIES V CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010 AND INCEPTION (AUGUST 10, 2009) TO FEBRUARY 28, 2011

	THREE MONTHS ENDED FEB. 28 (Unaudited)		SIX MONTHS ENDED FEB. 28 (Unaudited)		For The Period From Inception (August 10, 2009) through February 28, 2011(Unaudited)
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVIITES	$0	$0	$0	$0	$0
Profit or (Loss)	($3,000)	($1,000)	($3,000)	($3,000)	($8,150)
NET CASH FLOW USED IN OPERATING ACTIVITES	($3,000)	($1,000)	($3,000)	($3,000)

CASH FLOW FROM FINANCING ACTIVITIES
Cash proceeds from issuing Common Stock to Incorporator	$0	$0	$0	$0	$100
Expenses paid by related party	$3,000	$1,000	$3,000	$3,000	$8,150
NET CASH PROVIDED BY FINANCING ACTIVITIES	$3,000	$1,000	$3,000	$3,000	$8,250

NET INCREASE (DECREASE) IN CASH	$0	$0	$0	$0	$100

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$100	$100	$100	$100	$0
CASH AND CASH EQUIVALENTS - END OF PERIOD	$100	$100	$100	$100	$100

SUPPLEMENTAL INFORMATION
Interest Paid	$0	$0	$0	$0	$0
Taxes Paid	$0	$0	$0	$0	$0

See the accompanying summary of accounting policies and notes to the financial statements.

Assured Equities V Corporation
(A Development Stage Company)
Notes to Financial Statements
February 28, 2011

Note 1- Basis of Presentation

The accompanying financial statements of Assured Equities V Corporation (the "Company") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Assured Equities V Corporation for the period ended February 28, 2011. The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended August 31, 2010. We believe that these financial statements contain all adjustments necessary to present fairly the position and results of operations of the Company for the respective periods.

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

During this reporting period (December 1, 2010 - February 28, 2011) the Company and its management were involved in identifying and pursuing possible business combinations with target business opportunities. As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

Note 3 - Preparation and Basis of Financial Statements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of February 28, 2011, the Company had generated no revenue, income or cash flow which raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits. As of February 28, 2011, there was $100 in the Company's checking account and no cash equivalents.

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

Net Income Per Share

Basic net income (loss) per common share amounts is computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method. As of February 28, 2011, there were no dilutive convertible common shares outstanding.

Development Stage - Assured Equities V Corporation

As a result of the Company's limited operating history and lack of current revenue stream we report our financial statements pursuant to FASB statement which focuses on development stage companies. Users of the financial statements should be familiar with these statements and its effect on the financial statements.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company's financial statements as reflected herein. The carrying amounts of cash reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Recent Accounting Pronouncements and Standard

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives." The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010- 11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810): Amendments for Certain Investment Funds." The amendments in this Update are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company's adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 "Subsequent Events (ASC Topic 855) "Amendments to Certain Recognition and Disclosure Requirements" ("ASU No. 2010-09"). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company's financial position and results of operations.

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, "Improving Disclosures about Fair Value Measurements." ASU No. 2010-06 amends FASB Accounting Standards Codification ("ASC") 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers' disclosures about post retirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company's financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, became effective on January 1, 2011.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, became effective on January 1, 2011.

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

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, became effective for the Company on January 1, 2011.

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

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

On February 28, 2011, the Company's stock register reports a total of 100,000 shares of Common Stock outstanding with all 100,000 shares issued on August 17, 2009 to Assured Equities, LLC held and owned by Assured Equities, LLC, Incorporator.

The Company's Articles of Incorporation authorize 50,000,000 shares of Preferred Stock, par value $0.001. The Company's Preferred Stock has not been registered with the SEC. No shares of Preferred Stock have been issued and no shares of Preferred Stock are outstanding as of February 28, 2011.

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

On December 16, 2010 and January 21, 2011, respectively, the Company was notified that Driver Tools, LLC ("donor"), a privately held company, wished to voluntarily make an unrestricted gift to the Company without any expectation of compensation or other consideration. Driver Tools, LLC is a Utah Limited Liability Company and active with the State of Utah. Mr. William D. Kyle, President, Treasurer and Director of the Company is the sole Managing Member and owner of Driver Tools, LLC. On December 16, 2010 and January 21, 2011, respectively, the donor paid the fees (the 'transaction') of three thousand ($3,000) total in two equal payments of one thousand five-hundred and 00/100 ($1,500) USD each (paid on 12/16/10 and 1/21/11, respectively) associated with the PCAOB audit of the Company's financial records. On December 16, 2010 and January 21, 2011, respectively, the donor asked that the Company accept these transactions as unrestricted gifts. On December 16, 2010 and January 21, 2011, respectively, the Company accepted these unrestricted gifts and recorded these gifts on the Company's accounting records on December 16, 2010 and January 21, 201, respectively, as additional paid-in capital.

Note 8 - Subsequent Events

There were no subsequent events from February 28, 2011 to the date of issuance of this report.

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

For the fiscal quarter of this filing (December 1, 2010 - February 28, 2011), the Company had:

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

The Company has no material commitments for capital expenditures as of February 28, 2011, the latest fiscal period. The Company has no requirement for funds to fulfill such commitments.

There are no known material trends, favorable or unfavorable, in the Company's capital resources.

c. Results of Operations

During the three month period ending February 28, 2011 the Company had no operations, generated no revenue and generated no cash flow. The Company does not currently engage in any business activity that provides or produces revenues or cash flow. The Company has no employees; our officers and directors volunteer their time to the Company.

During this reporting period (December 1, 2010 - February 28, 2011), management's efforts were devoted to identifying and pursuing a possible business combination with a target business opportunity. As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

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

e. Tabular Disclosure of Contractual Obligations

Assured Equities V Corporation has no contractual obligations.

	Payments Due By Period
Total	TOTAL	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0	$0
Operating Lease Obligations	$0	$0	$0	$0	$0
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities Reflected on the Registrant's balance Sheet Under GAAP	$0	$0	$0	$0	$0
TOTAL	$0	$0	$0	$0	$0

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of February 28, 2011to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered equity securities during the three month period (December 1, 2010 - February 28, 2011) of this report.

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

Item 6 - Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation herein incorporated by reference to the Company's most recent Amended Form 10-12(g) filing of 10/13/2009.
3.2	ByLaws herein incorporated by reference to the Company's most recent Amended Form 10-12(g) filing of 10/13/2009.
31.1	Rule 13a-14(a)/15d-14(a) Certification pursuant to Rule 13a-14(a) of the Company's President.
31.2	Rule 13a-14(a)/15d-14(a) Certification pursuant to Rule 13a-14(a) of the Company's Treasurer.
32	Section 1350 Certification by the Company's President and Treasurer.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10-Q, Quarterly Report, to be signed on its behalf by the undersigned, thereunto duly authorized.

Assured Equities V Corporation

Date: March 17, 2011	By:	s/s William D. Kyle
	Name:	William D. Kyle
	Title:	President