Form 10-Q
period 2011-05-31
ASSURED EQUITIES V CORP
filed 2011-07-05
CIK 1472374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

☑ Yes

☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes

☑  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer

☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)  Smaller reporting company

☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☑ Yes

☐  No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Number of Shares Outstanding - 100,000 shares

Class of Common Equity - Common Stock, Par Value $0.001

As of – June 6, 2011

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

i

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

ASSURED EQUITIES V CORPORATION

(A Development Stage Company)

BALANCE SHEETS

AS OF MAY 31, 2011 (Unaudited) AND AUGUST 31, 2010 (Audited)

	May 31, 2011	August 31, 2010

ASSETS

Current Assets
Cash	$ 100	$ 100
Total Current Assets	$ 100	$ 100
TOTAL ASSETS	$ 100	$ 100

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities	$ 0	$ 0
Long Term Liabilities	$ 0	$ 0
TOTAL LIABILITIES	$ 0	$ 0

STOCKHOLDERS' EQUITY
Preferred Stock: $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	$ 0	$ 0

Common Stock: $0.001 par value; 100,000,000 shares authorized, 100,000 shares issued and outstanding as of May 31, 2011 and August 31, 2010 respectively,	$ 100	$ 100
Additional Paid-in Capital	$ 9,300	$ 5,150

Accumulated Deficit	($9,300)	($5,150)
TOTAL STOCKHOLDERS' EQUITY	$ 100	$ 100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 100	$ 100

See the accompanying summary of accounting policies and notes to the financial statements.

ASSURED EQUITIES V CORPORATION

(A Development Stage Company)

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2011 and 2010 (Unaudited) AND FOR THE NINE MONTH ENDED MAY 31, 2011 and 2010 (Unaudited) AND FOR THE PERIOD AUGUST 10, 2009 (INCEPTION) TO MAY 31, 2011 (Unaudited)

	Three Months Ended		Nine Months Ended		For the Period From Inception (August 10, 2009) through May 31, 2011
	May 31, 2010	May 31, 2011	May 31, 2010	May 31, 2011

TOTAL REVENUE	$ 0	$ 0	$ 0	$ 0	$ 0

EXPENSES
Professional Fees	$ 1,000	$ 1,000	$ 4,000	$ 4,000	$ 9,000
Licenses	$ 150	$ 150	$ 150	$ 150	$ 300
TOTAL EXPENSES	$ 1,150	$ 1,150	$ 4,150	$ 4,150	$ 9,300

NET PROFIT OR (LOSS)	($1,150)	($1,150)	($4,150)	($4,150)	($9,300)

NET PROFIT OR (LOSS) PER COMMON SHARE - BASIC AND DILUTED	($0.01)	($0.01)	($0.04)	($0.04)

PER SHARE INFORMATION
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted
Basic	100,000	100,000	100,000	100,000
Diluted	100,000	100,000	100,000	100,000

See the accompanying summary of accounting policies and notes to the financial statements.

ASSURED EQUITIES V CORPORATION

(A Development Stage Company)

STATEMENT OF CASH FLOWS FOR THE NINE MONTH ENDED MAY 31, 2011 and 2010 (Unaudited) AND FOR THE PERIOD AUGUST 10, 2009 (INCEPTION) TO MAY 31, 2011 (Unaudited)

	For the Nine Months Ended		For the Period From Inception (August 10, 2009) through May 31, 2011
	May 31, 2010	May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES	$ 0	$ 0	$ 0
Profit or (Loss)	($4,150)	($4,150)	($9,300)
NET CASH FLOW USED IN OPERATING ACTIVITIES	($4,150)	($4,150)	($9,300)

CASH FLOW FROM FINANCING ACTIVITIES	$ 0	$ 0	$ 0
Cash proceeds from issuing Common Stock to Incorporator	$ 0	$ 0	$ 100
Expenses Paid by Related Party	$ 4,150	$ 4,150	$ 8,300
NET CASH PROVIDED BY FINANCING ACTIVITIES	$ 4,150	$ 4,150	$ 8,400
NET INCREASE (DECREASE) IN CASH	$ 0	$ 0	$ 100

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	$ 100	$ 100

CASH AND CASH EQUIVALENTS END OF PERIOD	$ 100	$ 100

See the accompanying summary of accounting policies and notes to the financial statements.

Assured Equities V Corporation

(A Development Stage Company)

Notes to Financial Statements

May 31, 2011

Note 1- Basis of Presentation

The accompanying financial statements of Assured Equities V Corporation (the "Company") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Assured Equities V Corporation for the period ended May 31, 2011.  The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended August 31, 2010.  We believe that these financial statements contain all adjustments necessary to present fairly the position and results of operations of the Company for the respective periods.

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

During this reporting period (March 1, 2011 – May 31, 2011) the Company and its management were involved in identifying and pursuing possible business combinations with target business opportunities.  As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

Note 3 - Preparation and Basis of Financial Statements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  However, as of May 31, 2011, the Company had generated no revenue, income or cash flow, which raises substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.  As of May 31, 2011, there was $100 in the Company's checking account and no cash equivalents.

Income Taxes

The Company has adopted the provisions of FASB Standard, Accounting for Income Taxes that requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net Income Per Share

Basic net income (loss) per common share amounts is computed using the weighted average number of common shares outstanding during the year.  Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares.  Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method.  As of May 31, 2011, there were no dilutive convertible common shares outstanding.

Development Stage - Assured Equities V Corporation

As a result of the Company's limited operating history and lack of current revenue stream we report our financial statements pursuant to FASB statement that focuses on development stage companies.  Users of the financial statements should be familiar with these statements and its effect on the financial statements.

Recent Accounting Pronouncements and Standard

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning afterJune 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010- 11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

On May 31, 2011, the Company's stock register reports a total of 100,000 shares of Common Stock outstanding with all 100,000 shares issued on August 17, 2009 to Assured Equities, LLC held and owned by Assured Equities, LLC, Incorporator.

The Company's Articles of Incorporation authorize 50,000,000 shares of Preferred Stock, par value $0.001.  The Company's Preferred Stock has not been registered with the SEC.  No shares of Preferred Stock have been issued and no shares of Preferred Stock are outstanding as of May 31, 2011.

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

On January 30, 2010, the Company was notified that Driver Tools, LLC ("donor"), a privately held company, wished to voluntarily make an unrestricted gift of one-thousand and 00/100 ($1,000) USD (the 'transaction') associated with the PCAOB review of the Company's financial records, in preparation for the Company's Form 10-Q filing, to the Company without any expectation of compensation or other consideration.  Driver Tools, LLC is a Utah Limited Liability Company and active with the State of Utah. Mr. William D. Kyle, President, Treasurer and Director of the Company is the sole Managing Member and owner of Driver Tools, LLC.  On January 30, 2010, the donor asked that the Company accept this transaction as an unrestricted gift. On January 30, 2010, the President accepted this unrestricted gift and instructed the Treasurer to record this gift on the Company's accounting records pursuant to and in accordance with GAAP.  On February 15, 2010, the donor paid the transaction fees of $1,000, notified the Company of this payment and on February 25, 2010, the Treasurer recorded this gift on the Company's accounting records as additional paid-in capital.

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

On December 16, 2010 and January 21, 2011, respectively, the Company was notified that Driver Tools, LLC ("donor"), a privately held company, wished to voluntarily make an unrestricted gift to the Company without any expectation of compensation or other consideration.  Driver Tools, LLC is a Utah Limited Liability Company and active with the State of Utah. Mr. William D. Kyle, President, Treasurer and Director of the Company is the sole Managing Member and owner of Driver Tools, LLC.  On December 16, 2010 and January 21, 2011, respectively, the donor paid the fees (the 'transaction') of three thousand ($3,000) total in two equal payments of one thousand five-hundred and 00/100 ($1,500) USD each (paid on 12/16/10 and 1/21/11, respectively) associated with the PCAOB audit of the Company's financial records.  On December 16, 2010 and January 21, 2011, respectively, the donor asked that the Company accept these transactions as unrestricted gifts.  On December 16, 2010 and January 21, 2011, respectively, the Company accepted these unrestricted gifts and recorded these gifts on the Company's accounting records on December 16, 2010 and January 21, 2011, respectively, as additional paid-in capital.

On March 17, 2011 the Company was notified that Driver Tools, LLC ("donor"), a privately held company, wished to voluntarily make an unrestricted gift totaling one-thousand and 00/100 ($1,000) USD associated with the quarterly review fee payable to the company’s PCAOB auditors (the "transaction"), to the Company without any expectation of compensation or other consideration.  Driver Tools, LLC is a Utah Limited Liability Company and active with the State of Utah.  Mr. William D. Kyle, President, Treasurer and Director of the Company is the sole Managing Member and owner of Driver Tools, LLC.  On March 17, 2011 the donor asked that the Company accept these transactions as an unrestricted gift.  On March 17, 2011, the President accepted these two unrestricted gifts and instructed the Treasurer to record these gifts on the Company's accounting records pursuant to and in accordance with GAAP.  On March 17, 2011, Treasurer recorded this gift on the Company's accounting records as additional paid-in capital.

On April 13, 2011 the Company was notified that Driver Tools, LLC ("donor"), a privately held company, wished to voluntarily make an unrestricted gift totaling one-hundred fifty and 00/100 ($150) USD associated with the annual report fee payable to the State of Florida (the "transaction"), to the Company without any expectation of compensation or other consideration.  Driver Tools, LLC is a Utah Limited Liability Company and active with the State of Utah.  Mr. William D. Kyle, President, Treasurer and Director of the Company is the sole Managing

Member and owner of Driver Tools, LLC.  On April 13, 2011 the donor asked that the Company accept these transactions as an unrestricted gift.  On April 13, 2011, the President accepted these two unrestricted gifts and instructed the Treasurer to record these gifts on the Company's accounting records pursuant to and in accordance with GAAP.  On April 13, 2011, Treasurer recorded this gift on the Company's accounting records as additional paid-in capital.

Note 8 - Subsequent Events

There were no subsequent events from May 31, 2011 to the date of issuance of this report.

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

The Company's fiscal year ends August 31.  For the most recently audited period, August 10, 2009 (inception) and ending August 31, 2010, the Company had:

(a) Generated no revenues or earnings from operations,

(b) Possessed no significant assets or financial resources, and

(c) Had only $100 cash on hand.

For the fiscal quarter of this filing (March 1, 2011- May 31, 2011), the Company had:

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

The Company has no material commitments for capital expenditures as of May 31, 2011, the latest fiscal period. The Company has no requirement for funds to fulfill such commitments.

There are no known material trends, favorable or unfavorable, in the Company's capital resources.

c. Results of Operations

During the three month period ending May 31, 2011 the Company had no operations, generated no revenue and generated no cash flow.  The Company does not currently engage in any business activity that provides or produces revenues or cash flow.  The Company has no employees; our officers and directors volunteer their time to the Company.

During this reporting period (Marcy 1, 2011 – May 31, 2011), management's efforts were devoted to identifying and pursuing a possible business combination with a target business opportunity.  As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures.  Based on their evaluation, the principal executive officer and principal financial officer concluded that because the Company has no operations that presently the Company’s disclosure controls and procedures were adequate effective as of May 31, 2011 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure.  Management is in a continuing process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

Changes in internal controls.

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered equity securities during the three month period (March 1, 2011 -  May 31, 2011) of this report.

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

Date: June 29, 2011

Assured Equities V Corporation

By:

s/s William D. Kyle

Name:

William D. Kyle

Title:

President

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

OF ASSURED EQUITIES V CORPORATION PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, William D. Kyle, certify that:

1.  I have reviewed this Report on Form 10-Q of Assured Equities V Corporation, a Florida corporation (the "Registrant"), for the three-month period from March 1, 2011 – May 31, 2011;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.   The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)  Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: June 29, 2011

s/s William D. Kyle

Name: William D. Kyle

Title: President and Treasurer

EXHIBIT 31.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

OF ASSURED EQUITIES V CORPORATION PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, William D. Kyle, certify that:

1.  I have reviewed this Report on Form 10-Q of Assured Equities V Corporation, a Florida corporation (the "Registrant"), for the three-month period from March 1, 2011 – May 31, 2011;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.   The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)  Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: June 29, 2011

s/s William D. Kyle

Name: William D. Kyle

Title: President and Treasurer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Assured Equities V Corporation (the "Company") for the quarter ended May 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned William D. Kyle, Director, President and Treasurer of Assured Equities V Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 29, 2011

/s/ William D. Kyle

Name: William D. Kyle

Title: Director, President and Treasurer