Form 10-K
period 2011-08-31
Ultimate Indoor Football League
filed 2011-11-21
CIK 1472374

UNITED STATES

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission File Number 000-53787

Ultimate Indoor Football League, Inc.

(Exact name of Company as specified in its charter)

Florida

27-0611384

(State or other jurisdiction of incorporation or formation)

(I.R.S. Employer Identification Number)

77 Acorn Avenue, Talmo, GA

30575

(Address of principal executive offices)

(Zip Code)

Registrant's telephone number, including area code: (704) 361-2204

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered under Section 12(g) of the Act

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

Yes [X] No [ ].

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes [ ] No [X ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark wither the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer:, “accelerated filer: and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)

Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $0.00.

As of November 18, 2011, 100,000 shares of Common Stock, par value $0.001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Please refer to the List of Exhibits.

Copies to:

M&K CPAS, PLLC

13831 Northwest Frwy, Suite 575

Houston, TX 77040

(832) 242-9950

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to "Assured Equities V Corporation," “Ultimate Indoor Football League, Inc.,” the "Company," "we," "our" or "us" means Ultimate Indoor Football League, Inc.

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

PART I

Item 1.  Business.

Assured Equities V Corporation (the "Company" or the "Corporation") was incorporated in the State of Florida on August 10, 2009.  The Company was formed to pursue a business combination with a target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities would be qualified for trading in the United States secondary market.  As of this date the company has not identified a possible business combination opportunity, has not reached terms with a possible business combination and has not issued nor entered into a letter of intent with any target business opportunity.  The Company has been in the developmental stage since inception and has no other operations to date.  The Company has generated no revenue, has generated no income or cash flow and lacks committed funding: these factors raise substantial doubt about the Company's ability to continue as a going concern.

On October 27, 2011, the registrant filed a Form 8K, Current Report, incorporated herein by reference, with the Commission, to change the name of the Company from Assured Equities V Corporation to the Ultimate Indoor Football League, Inc.  (“UIFL” or the “Company” or the “Corporation”).  Throughout the rest of this Form 10K filing, the registrant shall be known as Ultimate Indoor Football League, Inc.

The Company is a "blank check" company within the meaning of Section 3(a)(51) of the Exchange Act of 1934, as amended, (the "Exchange Act").  The U.S. Securities and Exchange Commission ("SEC") defines such a company as "a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies, other equity, or person."  The Company also qualifies as a "shell company", further to SEC Rule 12b-2 of the Securities Act of 1933, as amended (the "Securities Act"), because it has no or nominal operations and no or nominal assets and its assets consist solely of cash and cash equivalents.

The Company does not meet the test of "going concern" and the Company's independent auditor has expressed substantial doubt about the Company's ability to continue as a going concern (see the notes to the financial statements).  This substantial doubt is due to the Company's lack of committed funding and lack of revenue.

The Company's fiscal year ends August 31.  For the 12-month period of this Form 10-K report, which is the period August 31, 2010 and ending August 31, 2011, the Company had:

(a) Generated no revenues or earnings from operations,

(b) Had no profit,

(c) A Net Loss of $5,150,

(d) Possessed assets of only $100 in receivables.

The Company has not been involved in any bankruptcy, receivership or similar proceeding.

The Company has no operations.  The Company has no employees.  Company management volunteers its time to Company matters.

The Company was organized to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities may qualify for trading in the United States secondary market such as the New York Stock Exchange (NYSE), NASDAQ, NYSE Amex Equities, formerly known as the American Stock Exchange (AMEX), and the OTC Bulletin Board, and, as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth through business combinations rather than immediate, short-term earnings.  The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  The Company will not retain an equity interest (common stock) in any private company with which we engage in a business combination.  Our desire is that the value of such consideration paid to us would be beneficial economically to our shareholders though there is no assurance of that happening.

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

1.

Potential for growth, indicated by new technology, anticipated market expansion or new products and/or services.

2.

Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole.

3.

Strength and diversity of management, either in place or scheduled for recruitment.

4.

Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources.

5.

The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials.

6.

The extent to which the business opportunity can be advanced.

7.

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

8.

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

Item 1A.  Risk Factors.

The Company is a Smaller Reporting Company and is not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

There are no unresolved staff comments.

Item 2.  Properties.

The Company has no properties and has no agreements to acquire any properties.  The Company uses the offices of management at no cost to the Company.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or to which any of its property is subject, and the Company does not know nor is aware of any legal proceedings threatened or contemplated against it.

No Company director, officer or affiliate or any owner of record or beneficially of more than five percent of any class of voting securities of the Company or any associate of any such director, officer, affiliate of the Company or security holder is a party to any legal proceeding.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

Market Information:  The Company's Common Stock is not trading on any exchange.  The Company is not aware of any market activity in its stock since its inception through the date of this filing.  As of August 31, 2011 there was one (1) holder of record of 100,000 (100%) shares of the Company's issued and outstanding Common Stock; the one holder of record was Assured Equities IV Corporation.  The Company has not declared or paid any dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future.

The Company has no equity compensation plan and does not anticipate or contemplate establishing an equity compensation plan in the foreseeable future.

The Company has issued no options, warrants or rights and does not anticipate or contemplate issuing options, warrants or rights in the foreseeable future.

The Company has issued no stock as compensation and does not anticipate or contemplate issuing stock for compensation in the foreseeable future.

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

On June 30, 2011, Assured Equities, LLC, Incorporator, sold all 100,000 shares of Common Stock that had been issued by the Company to the Incorporator the sale being directly to Assured Equities IV Corporation.  This transaction was recorded and filed with the SEC on July 7, 2011 on Form 8K, incorporated herein by reference.  There were no underwriters or other purchasers associated with this sale.

(c)

Equity Repurchases: The Company has not repurchased any equity security.

Item 6. Selected Financial Data.

The selected financial data (Statement of Operations and Balance Sheet) for the fiscal years ending August 31, 2010 and August 31, 2011 are derived from the Company's audited financial statements included elsewhere in this Annual Report.  The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included below in this Annual Report.

ULTIMATE INDOOR FOOTBALL LEAGUE, INC.

(Formerly Known as Assured Equities V Corporation)

(A Development Stage Company)

STATEMENT OF OPERATIONS FOR THE PERIOD FROM AUGUST 10, 2009 (INCEPTION) THROUGH AUGUST 31, 2011 AND THE TWELVE MONTHS ENDED AUGUST 31, 2011 and 2010

	Twelve Months Ended		For the Period From Inception (August 10, 2009) through August 31, 2011
	August 31, 2010	August 31, 2011

TOTAL REVENUE	$ 0	$ 0	$ 0

EXPENSES
Professional Fees	$ 5,000	$ 5,000	$ 10,000
Licenses	$ 150	$ 150	$ 300
TOTAL EXPENSES	$ 5,150	$ 5,150	$ 10,300

NET PROFIT OR (LOSS)	($5,150)	($5,150)	($10,300)

NET PROFIT OR (LOSS) PER COMMON SHARE - BASIC AND DILUTED	($0.05)	($0.05)

PER SHARE INFORMATION
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted
Basic	100,000	100,000
Diluted	100,000	100,000

See the accompanying summary of accounting policies and notes to the financial statements.

ULTIMATE INDOOR FOOTBALL LEAGUE, INC.

(Formerly Known as Assured Equities V Corporation)

 (A Development Stage Company)

BALANCE SHEETS

AS OF AUGUST 31, 2011 AND AUGUST 31, 2010

	August 31, 2011	August 31, 2010

ASSETS

Current Assets
Cash	$ 0	$ 100
Other Receivable	$ 100	$ 0
TOTAL ASSETS	$ 100	$ 100

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities	$ 0	$ 0
Long Term Liabilities	$ 0	$ 0
TOTAL LIABILITIES	$ 0	$ 0

STOCKHOLDERS' EQUITY
Preferred Stock: $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	$ 0	$ 0

Common Stock: $0.001 par value; 100,000,000 shares authorized, 100,000 shares issued and outstanding as of August 31, 2011 and August 31, 2010 respectively,	$ 100	$ 100
Additional Paid-in Capital	$ 10,300	$ 5,150

Accumulated Deficit	($10,300)	($5,150)
TOTAL STOCKHOLDERS' EQUITY	$ 100	$ 100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 100	$ 100

See the accompanying summary of accounting policies and notes to the financial statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

Summary of Results

During the period of this Form 10-K, August 31, 2010 - August 31, 2011, the Company was engaged in identifying and analyzing potential new business opportunities suitable for completing a business combination.  These activities were undertaken by or under the supervision of officers and directors of the Company who volunteer their time to the affairs of the Company.  Throughout this reporting period, the Company incurred expenses associated with audits and reviews associated with reporting requirements of the Exchange Act of 1934, as amended, and for filing of the annual report with the state of incorporation, Florida.  These expenses are described in Item 14, Principal Accounting Fees and Services, herein below.  Up until June 30, 2011, these expenses were paid by Driver Tools, LLC, a Utah LLC whose sole Managing Member, William D. Kyle, is also a Director of the Company.  Driver Tools made an unsolicited gift of the payment of these expenses to the Company with no expectation of remuneration or compensation; the gifting of these payments is also described in the Form 10-Q filings, for the Company.  After June 30, 2011, Mr. Cecil VanDyke, Director and beneficial owner of all (100%) of the Company’s issued and outstanding Common Stock paid these expenses in the form of an unsolicited gift with no expectation of remuneration or compensation.

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

1.

Potential for growth, indicated by new technology, anticipated market expansion or new products.

2.

Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole.

3.

Strength and diversity of management, either in place or scheduled for recruitment.

4.

Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources.

5.

The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials.

6.

The extent to which the business opportunity can be advanced.

7.

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

8.

Other relevant factors.

Liquidity and Capital Resources

On August 10, 2009, the Company issued 100,000 shares of its Common Stock, par value $0.001, to the Company's incorporator, Assured Equities, LLC, in exchange for $100.  On June 30, 2011, Assured Equities LLC, is the sole owner of all (100%) of the Common Stock issued and outstanding by the Company, sold all 100,000 shares of the Company’s Common Stock to Assured Equities IV Corporation (Form 8K incorporated herein by reference).

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

Regardless of any terms agreed upon between the Company and any investor, the need for future capital in order for the Company to continue its plan of operations is inevitable.  Current economic conditions will impact the Company's ability to raise capital.  Business and consumer concerns over the economy, geopolitical issues, the availability and cost of credit, the U.S. financial markets and the national debt of the United States and the nations of Europe have contributed to the volatility in the financial and economic environments.  These factors, combined with declining and failing businesses, reduced consumer confidence and increased unemployment, have caused a global economic slow-down.  Changes in national as well as global economic conditions, including changes in financial and equity markets, interest rates, and investors' perception of the economy may impede the Company's access to, or increase the cost of financing activities.

The Company will be in competition for capital with other entities that have identifiable assets, liquidity and revenue producing operations.  Our financial position, having no significant assets, financial resources and no revenues, raises substantial doubt about our ability to raise capital and continue as a going concern.  The lack of a market for our common equity securities precludes us from raising capital in the equity markets until shares of our common stock are registered pursuant to or exempt from registration under the Securities Act.  Further, other applicable federal or state securities laws or regulations may also preclude us from successfully raising capital and improving our financial position.  Target firms that might consider a merger or acquisition with us, to gain the advantages and perceived benefits of becoming a public corporation, may decide to forgo such a business combination with us because of our lack of operations and access to affordable capital.  Our financial position and current economic volatility may prevent us from identifying and pursuing a business combination with a target company seeking these benefits and funding sources, such as our shareholders, management or others, may decide to defer loans or investments to the Company.

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

The Company has no material commitments for capital expenditures as of August 31, 2011, the latest fiscal period. The Company has no requirement for funds to fulfill such commitments.

Results of Operations

During the twelve-month period ending August 31, 2011 the Company had no operations, generated no revenue, generated no cash flow and had professional services fees and other expenses of $5,150.  The Company does not currently engage in any business activity that provides or produces revenues or cash flow.  The Company has no employees; our officers and directors volunteer their time to the Company.

During this reporting period (August 31, 2010 - August 31, 2011), management's efforts were devoted to identifying and pursuing a possible business combination with a target business opportunity.  As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

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

The Company has no contractual obligations.

Contractual obligations	Payments due by period
Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0

Operating Lease Obligations	$0	$0	$0	$0
Purchase Obligations	$0	$0	$0	$0

Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	$0	$0	$0	$0
Total	$0	$0	$0	$0

Short Term Debt

The Company has no short-term debt.

Long Term Debt

The Company has no long-term debt.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk from the information provided in Ultimate Indoor Football League, Inc.'s Form 10-12(g) filings.

Interest Rates

One principal market risk exposure relates to the impact of changes in short-term interest rates that may result from activities by the Federal Reserve, current economic conditions and the impact short term interest rates may have upon a target business opportunity.  Interest rate changes impact the level of earnings while changes in long-term interest rates also affect the measure of liabilities.  These changes may also impact a target business opportunity.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ultimate Indoor Football League, Inc.

(Formerly Known as Assured Equities V Corporation)

(A Development Stage Company)

We have audited the accompanying balance sheets of Ultimate Indoor Football League, Inc. (A Development Stage Company) as of August 31, 2011 and 2010, and the related statements of income and expenses, stockholders' equity and cash flows for the years then ended and from Inception, August 10, 2009 through August 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Ultimate Indoor Football League, Inc. (A Development Stage Company) as of August 31, 2011 and 2010 and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has generated no operations, no revenue, and no cash flow as of August 31, 2011, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

November 18, 2011

ULTIMATE INDOOR FOOTBALL LEAGUE, INC.

(Formerly Known as Assured Equities V Corporation)

 (A Development Stage Company)

BALANCE SHEETS

AS OF AUGUST 31, 2011 AND AUGUST 31, 2010

	August 31, 2011	August 31, 2010

ASSETS

Current Assets
Cash	$ 0	$ 100
Other Receivable	$ 100	$ 0
TOTAL ASSETS	$ 100	$ 100

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities	$ 0	$ 0
Long Term Liabilities	$ 0	$ 0
TOTAL LIABILITIES	$ 0	$ 0

STOCKHOLDERS' EQUITY
Preferred Stock: $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	$ 0	$ 0

Common Stock: $0.001 par value; 100,000,000 shares authorized, 100,000 shares issued and outstanding as of August 31, 2011 and August 31, 2010 respectively,	$ 100	$ 100
Additional Paid-in Capital	$ 10,300	$ 5,150

Deficit Accumulated During The Development Stage	($10,300)	($5,150)
TOTAL STOCKHOLDERS' EQUITY	$ 100	$ 100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 100	$ 100

See the accompanying summary of accounting policies and notes to the financial statements.

ULTIMATE INDOOR FOOTBALL LEAGUE, INC.

(Formerly Known as Assured Equities V Corporation)

 (A Development Stage Company)

STATEMENT OF OPERATIONS FOR THE PERIOD FROM AUGUST 10, 2009 (INCEPTION) THROUGH AUGUST 31, 2011 AND THE TWELVE MONTHS ENDED AUGUST 31, 2011 and 2010

	Twelve Months Ended		For the Period From Inception (August 10, 2009) through August 31, 2011
	August 31, 2010	August 31, 2011

TOTAL REVENUE	$ 0	$ 0	$ 0

EXPENSES
Professional Fees	$ 5,000	$ 5,000	$ 10,000
Licenses	$ 150	$ 150	$ 300
TOTAL EXPENSES	$ 5,150	$ 5,150	$ 10,300

NET PROFIT OR (LOSS)	($5,150)	($5,150)	($10,300)

NET PROFIT OR (LOSS) PER COMMON SHARE - BASIC AND DILUTED	($0.05)	($0.05)

PER SHARE INFORMATION
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted
Basic	100,000	100,000
Diluted	100,000	100,000

See the accompanying summary of accounting policies and notes to the financial statements.

ULTIMATE INDOOR FOOTBALL LEAGUE, INC.

(Formerly Known as Assured Equities V Corporation)

 (A Development Stage Company)

STATEMENT OF CASH FLOWS FOR THE PERIOD FROM AUGUST 10, 2009 (INCEPTION) THROUGH AUGUST 31, 2011 AND FOR THE TWELVE MONTHS PERIOD ENDED AUGUST 31, 2011 and 2010

	For the Twelve Months Ended		For the Period From Inception (August 10, 2009) through August 31, 2011
	August 31, 2010	August 31, 2011

Profit or (Loss)	($5,150)	($5,150)	($10,300)
CASH FLOWS FROM OPERATING ACTIVITIES
Other Receivable	$ 0	($100)	($100)
NET CASH FLOW USED IN OPERATING ACTIVITIES	($5,150)	($5,250)	($10,400)

CASH FLOW FROM FINANCING ACTIVITIES
Cash proceeds from issuing Common Stock to Incorporator	$ 0	$ 0	$ 100
Expenses Paid by Related Party	$ 5,150	$ 5,150	$ 10,300
NET CASH PROVIDED BY FINANCING ACTIVITIES	$ 5,150	$ 5,150	$ 10,400
NET INCREASE (DECREASE) IN CASH	$ 0	$ ($100)	$ 0

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	$ 100	$ 100	$ 0

CASH AND CASH EQUIVALENTS END OF PERIOD	$ 100	$ 0	$ 0

See the accompanying summary of accounting policies and notes to the financial statements.

ULTIMATE INDOOR FOOTBALL LEAGUE, INC.

(Formerly Known as Assured Equities V Corporation)

 (A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (AUGUST 10, 2009) TO AUGUST 31, 2011

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During The Development Stage	Total Stockholders' Equity

August 10, 2009 (Inception)	-0-	$ 0	100,000	$ 100	$ 0	$ 0	100

Net profit (loss) for the period						$ 0	$ 0

Balance - August 31, 2009	-0-	$ 0	100,000	$ 100	$ 0	$ 0	$ 100
Balance – August 31, 2010	-0-	$ 0	100,000	$ 100
Contributed Capital					$ 10,300		$ 10,300

Net profit (loss) for the period						($10,300)	($10,300)

Balance - August 31, 2011	-0-	$ 0	100,000	$ 100	$ 10,300	($10,300)	$ 100

See the accompanying of accounting policies and notes to the financial statements.

Ultimate Indoor Football League, Inc.

(Formerly Known as Assured Equities V Corporation)

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011

Note 1- Description of Business.

Assured Equities V Corporation (the "Company"), a Florida "blank check" Company, was incorporated on August 10, 2009.  The Company is actively seeking a merger candidate and currently has no operations and no employees.

On October 27, 2011, the registrant filed a Form 8K, Current Report, incorporated herein by reference, with the Commission, to change the name of the Company from Assured Equities V Corporation to the Ultimate Indoor Football League, Inc.  (“UIFL” or the “Company” or the “Corporation”).

Note 2 - Preparation and Basis of Financial Statements.

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

Note 3 - Summary of Significant Accounting Policies.

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

Cash and Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents.  Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits. As of August 31, 2011, there was $100 in other receivables in the form of a Cashier’s Check payable to Assured Equities V Corporation and as of August 31, 2010 and 2009, respectively, there was $100 in the Company's checking account and no cash equivalents.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  Ultimate Indoor Football League, Inc. provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Net Income Per Share

Basic net income (loss) per common share amounts is computed using the weighted average number of common shares outstanding during the year.  Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares.  Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method.  As of August 31, 2011 and 2010, respectively, there were no dilutive convertible common shares outstanding.

Development Stage - Ultimate Indoor Football League, Inc.

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

Note 4 - Going Concern

Ultimate Indoor Football League, Inc. does not meet the test of "going concern."  The Company was formed to pursue a business combination with target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities would hope to be qualified for trading in the United States secondary market.  As of this date the Company has not finalized a business combination and there can be no assurances that we will be successful in locating or negotiating with any target business opportunity and, as such, the Company has been in the developmental stage since inception and have no other operations to date other than issuing shares to our original shareholders.  Ultimate Indoor Football League, Inc.'s financial statements have been prepared on a development stage company basis.  Because the Company has no operations, no revenue and no cash flow, substantial doubt exists as to Ultimate Indoor Football League, Inc.'s ability to continue as a going concern.  No adjustment has been made to these financial statements for the outcome of this uncertainty.

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

As of August 31, 2011, there is no provision for income taxes, current or deferred.

2011

2010

Deferred Tax Asset Arising From Net Operation Loss Carry-Forward

 $3,605

$1,803

Valuation Allowance

($3,605)

($1,803)

Net Deferred Tax Asset

$0

At August 31, 2011, the Company had a net operating losses of $10,300 carry forward for federal income tax purposes and Florida currently imposes no state corporate income tax on losses.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Note 6 - Share Capital

On August 17, 2009, Assured Equities V Corporation issued 100,000 shares of its Common Stock to the Incorporator, Assured Equities LLC, in exchange for $100.

On August 31, 2009, the Company's stock register reported a total 100,000 shares of Common Stock outstanding, with all 100,000 shares held and owned by Assured Equities LLC, Incorporator.

On August 31, 2010, the Company's stock register reported a total 100,000 shares of Common Stock outstanding with all 100,000 shares issued on August 10, 2009, held and owned by Assured Equities, LLC, Incorporator.

On June 30, 2011, Assured Equities, LLC sold all 100,000 shares of its Common Stock holdings, representing 100% of the Company’s issued and outstanding Common Stock, to Assured Equities IV Corporation (this transaction is herein incorporated by reference) in exchange for thirty thousand and no/100 ($30,000).

On August 31, 2011, the Company's stock register reports a total 100,000 shares of Common Stock outstanding with all 100,000 shares acquired on June 30, 2011, held and owned by Assured Equities IV Corporation.

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

On April 2, 2010, respectively, the Company was notified that Driver Tools, LLC ("donor"), a privately held company, wished to voluntarily make two unrestricted gifts totaling one-thousand one-hundred fifty and 00/100 ($1,150) for (a) one-thousand and 00/100 ($1,000) USD associated with the PCAOB review of the Company's financial records, in preparation for the Company's Form 10-Q filing, and (b) one-hundred fifty and 00/100 ($150) USD associated with the annual report fee payable to the State of Florida (the "transactions"), to the Company without any expectation of compensation or other consideration. Driver Tools, LLC is a Utah Limited Liability Company and active with the State of Utah. Mr. William D. Kyle, President, Treasurer and Director of the Company is the sole Managing Member and owner of Driver Tools, LLC. On April 2, 2010 and April 12, 2010, respectively, the donor asked that the Company accept these transactions as an unrestricted gift. On April 12, 2010, the President accepted these two unrestricted gifts and instructed the Treasurer to record these gifts on the Company's accounting records pursuant to and in accordance with GAAP. On April 29, 2010, the donor paid the transaction fees of $1,150, notified the Company of this payment and on April 30, 2010, the Treasurer recorded this gift on the Company's accounting records as additional paid-in capital.

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

On June 30, 2011, Assured Equities, LLC sold all 100,000 shares of its Common Stock holdings, representing 100% of the Company’s issued and outstanding Common Stock, to Assured Equities IV Corporation (Form 8K incorporated by reference) in exchange for thirty thousand and no/100 ($30,000).

On September 30, 2010, the Company was notified that Cecil VanDyke ("donor", Director, President and Treasurer of the Company) wished to voluntarily make an unrestricted gift of one-thousand and 00/100 ($1,000) USD (the 'transaction') associated with the PCAOB review of the Company's financial records, in preparation for the Company's Form 10-Q filing, to the Company without any expectation of compensation or other consideration. On September 30, 2011, the donor asked that the Company accept this transaction as an unrestricted gift. On September 30, 2011, the President accepted this unrestricted gift and instructed the Treasurer to record this gift on the Company's accounting records pursuant to and in accordance with GAAP.

There have been no other events since the last Annual Report on Form 10K for the fiscal year ended August 31, 2010.

Note 8 - Preferred Stock

The Company's Articles of Incorporation authorize 50,000,000 shares of Preferred Stock, par value $0.001.  The Company's Preferred Stock has not been registered with the SEC.  No shares of Preferred Stock are issued and outstanding at August 31, 2011, 2010 and 2009, respectively.

Note 9 - Subsequent Events

On October 27, 2011, the registrant filed a Form 8K, Current Report, incorporated herein by reference, with the Commission, to change the name of the Company from Assured Equities V Corporation to the Ultimate Indoor Football League, Inc.  (“UIFL” or the “Company” or the “Corporation”).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.  M&K CPAS, PLLC has been engaged by the Company to audit the period ended August 31, 2011.  The decision to hire M&K CPAS, PLLC was approved by the Company's Board of Directors.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report.  Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of period covered by this report in timely alerting them to material information relating to Ultimate Indoor Football League, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission.  The management of the company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (one individual) as appropriate, to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company's disclosure controls and procedures.  Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures need improvement and were not effective as of August 31, 2011 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure.  Management is in the process of identifying deficiencies with respect to the Company's disclosure controls and procedures and implementing corrective measures.

There have been no changes in the Company's internal control over financial reporting during the last annual period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

1.

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2011 due to the following material weaknesses in the company’s internal control over financial reporting:

1.

A system of internal controls (including policies and procedures) has neither been designed nor implemented.

2.

A formal, internal accounting system has not been implemented.

3.

Segregation of duties in the handling of cash, cash receipt, and cash disbursement is not formalized.

4.

A number of journal entries.

Management is evaluating plans on a cost benefit basis to remedy the above weaknesses and we continue the process to complete a thorough review of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting.  As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our Form 10-K for the year ended August 31, 2011.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and officers and additional information concerning them are as follows:

Ultimate Indoor Football League, Inc.

Directors And Executive Officers

August 31, 2011

Name

Age

Position

Cecil VanDyke

60

Director, President, Treasurer

William D. Kyle

66

Director

Mr.VanDyke was elected to the Board of Directors on June 30, 2011.

The term of office of Director(s) expires at our annual meeting of stockholders or until successor(s) is/are duly elected and qualified.

Cecil VanDyke, Director, President and Treasurer

Mr. Cecil VanDyke has over 30 years of accounting and finance experience with both privately held and publicly held companies.  Most recently, Mr. VanDyke held the position of Controller for a privately held distribution company where he was responsible for all of the company’s financial, IT and personnel programs and policies.

Dates

Company

Position

Comments

SEDCO, Inc.

Chief Financial Officer

   Distributor of consumer,

commercial and industrial products.

William D. Kyle, Director

Mr. William D. Kyle possesses over thirty years experience in business development, marketing and sales.  Mr. Kyle's most recent experience includes:

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

(b) Significant Employees.  None

(c) Family Relationships.  None

(d) Directorships

During the past five years, Cecil VanDyke, Director, has also held Directorships with the following companies with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act:

Assured Equities IV Corporation, SEC file number 000-53734; Cecil VanDyke was appointed Director on June 15, 2010.

During the past five years, William D. Kyle, Director, has also held Directorships with the following companies with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act:

1.

Enterprise IV Corporation, SEC File Number 000-53365; William D. Kyle resigned as Director of Enterprise IV Corporation on March 24, 2009.

2.

Enterprise V Corporation, SEC File Number 000-53322; William D. Kyle resigned as Director on October 14, 2008.

3.

Enterprise VI Corporation, SEC File Number 000-53351; William D. Kyle resigned as Director on October 15, 2008.

4.

Assured Equities IV Corporation, SEC file number 000-53734; William D. Kyle resigned as Director on June 15, 2010.

(e) Involvement in Certain Legal Proceedings.  There have been no events under any bankruptcy act, criminal proceedings or judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past ten years.

(f) The Board of Directors acts as the Audit Committee and the Board has no separate committees.  The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate.  Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11.  Executive Compensation

The Company's officers and directors have not received any cash or stock remuneration since inception.  Officers and directors will not receive any remuneration until approved by the Company’s Board of Directors or until the consummation of a business combination, acquisition or merger acquisition of a business opportunity and then only with approval of the Company's Board of Directors.  No remuneration of any nature has been paid to any officer or director on account of services rendered by such in those capacitates.  The Company's officers and directors continue to devote a limited amount of their time, on a voluntary and uncompensated basis, to the affairs of the Company.

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

No retirement, pension, profit sharing, stock option, stock compensation or insurance programs or other similar programs have been adopted by the Company for the benefit of its officers, directors or future employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table or otherwise.

Ultimate Indoor Football League, Inc.

Executive Compensation

August 31, 2011

Name

Position/Title

Compensation

Cecil VanDyke

Director, President, Treasurer

$0.00

William D. Kyle

Director

$0.00

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 31, 2011, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

Ultimate Indoor Football League, Inc.

Security Ownership of Certain Beneficial Owners and Management

August 31, 2011

Name and Address of Beneficial Owner

Amount and Nature of Beneficial Ownership

Percentage (%) of Class

Assured Equities IV Corporation

100,000 shares of Common Stock

100%

77 Acorn Ave, Talmo, GA 30575

All Officers and Directors

-0-

-0-

Item 13.  Certain Relationships and Related Transactions.

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

As of August 31, 2011, the sole shareholder of the Company is Assured Equities IV Corporation.

The Company has not had a promoter at anytime.

The Company has not:

1.

Established its own definition for determining whether its directors and nominees for directors are "independent" nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be "independent" under any applicable definition given that they are officers of the Company; nor,

2.

Established any committees of the Board of Directors.

3.

Given the nature of the Company's business, its limited shareholder base and the current composition of management, the Board of Directors does not believe that the Company requires any corporate governance committees at this time. However, the Board of Directors takes the position that it will establish: (i) its own definition of 'independent" as related to directors and nominees for directors and (ii) committees that will be suitable for its operations once operations commence.

Item 14.  Principal Accounting Fees and Services.

The Company was billed audit fees, by the Company's PCAOB Member firm, M&K CPAs, during the Company's most recent fiscal year, as follows:

Fiscal Year

Audit Fees Billed For The

Other Audit Fees Billed

Tax Fees Billed

All Other Fees

Annual Financial Statement

and Review Audit

August 31, 2011

$5,000

-0-

-0-

-0-

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) (1) The consolidated financial statements (and report thereon) listed below are included in "Item 8. Financial Statements and Supplemental Data" of this 2010 Form 10-K.

1.

Report of M&K CPAs, Independent Registered Public Accounting Firm

2.

Balance Sheets at August 31, 2009, August 31, 2010 and August 31, 2011.

3.

Statement of Income and Expenses for the fiscal years ended August 31, 2009, August 31, 2010 and August 31, 2011.

4.

Statement of Changes in Stockholder's Equity for the fiscal years ended August 31, 2009, August 31, 2010 and August 31, 2011.

5.

Statement of Cash Flows for the fiscal years ended August 31, 2009, August 31, 2010 and August 31, 2011.

(a) (2) Financial Statement Schedules:  All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements included in "Item 8. Financial Statements and Supplemental Data" of this 2010 Form 10-K.

(a) (3) and (b) Exhibits:

The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this 2011 Form 10-K are filed with this 2011 Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits”.  The “Index to Exhibits” specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this 2011 Form 10-K or incorporated herein by reference.

c. Financial Statement Schedule: None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTIMATE INDOOR FOOTBALL LEAGUE, INC.

Date: November 18, 2011

By: s/s Cecil VanDyke

Name: Cecil VanDyke

Title: President

Index to Exhibits

Exhibit Number

Description

Location

3.(i)

Articles of Incorporation

Incorporated herein by reference to

Registrant’s Form 10-12G/A

3(ii)

ByLaws

Incorporated herein by reference to

Registrant’s Form 10-12G/A

10

Material Contract (Definitive

Incorporated herein by reference to

Purchase Agreement)

Registrant’s Form 8K

101

Interactive Data File